Form 10-K
WELLS FARGO MORTGAGE BACKED SECURITIES 2003-1 TRUST
filed 2004-03-30
CIK 1220665

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-98129-13


        Wells Fargo Asset Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2003-1

     (Exact name of registrant as specified in its charter)


   New York                                         02-0687014
                                                    02-0687009
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.




  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.



                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-LR                           1
             Class A-P                            3
             Class A-R                            1
             Class I-A-1                          3
             Class I-A-10                         4
             Class I-A-2                          3
             Class I-A-3                          3
             Class I-A-4                         11
             Class I-A-5                          4
             Class I-A-6                          5
             Class I-A-7                          4
             Class I-A-8                          6
             Class I-A-9                          3
             Class I-B-1                          3
             Class I-B-2                          3
             Class I-B-3                          3
             Class I-B-4                          1
             Class I-B-5                          1
             Class I-B-6                          1
             Class II-A-1                        16
             Class II-A-2                        10
             Class II-A-3                         3
             Class II-A-4                         4
             Class II-A-5                         3
             Class II-A-6                         3
             Class II-A-7                         4
             Class II-A-8                         3
             Class II-A-9                         5
             Class II-B-1                         3
             Class II-B-2                         3
             Class II-B-3                         3
             Class II-B-4                         1
             Class II-B-5                         1
             Class II-B-6                         1

             Total:                             126


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Colonial Savings, F.A., as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Mid America Bank, FSB, as Servicer <F1>
       d) Wells Fargo Home Mortgage, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Colonial Savings, F.A., as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Mid America Bank, FSB, as Servicer <F1>
       d) Wells Fargo Home Mortgage, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Colonial Savings, F.A., as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) Mid America Bank, FSB, as Servicer <F1>
       d) Wells Fargo Home Mortgage, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.



   (b) On November 10, 2003, December 09, 2003, and January 07, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.


    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2003.

       a) Colonial Savings, F.A., as Servicer <F2>
       b) Hibernia National Bank, as Servicer <F2>
       c) Mid America Bank, FSB, as Servicer <F2>
       d) Wells Fargo Home Mortgage, as Servicer <F2>




  <F1> Filed herewith.
  <F2> Certification has been received.




                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Wells Fargo Asset Securities Corporation
     Mortgage Pass-Through Certificates
     Series 2003-1
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Christine Tincher, Vice President

  By: /s/ Christine Tincher, Vice President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Christine Tincher, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2003-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Colonial Savings, F.A. as Servicer, Hibernia National Bank as Servicer, and Mid America Bank, FSB as Servicer.

     Date: March 30, 2004

     /s/ Christine Tincher
     Signature

     Vice President
     Title




Ex-99.1(a)

(LOGO) Price Waterhouse Coopers

Report of Independent Auditors

To the Board of Directors and Stockholder of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2003, included in the accompanying management assertion (Exhibit I). Management is responsible for Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhouse Coopers, LLP
December 5, 2003





Ex-99.1(b)

(Logo) Ernst & Young

Ernst & Young LLP
3900 One Shell Square
701 Poydras Street
New Orleans, Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements. In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31,2003 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, Wells Fargo Bank, and the U.S. Department of Housing and Urban Development, and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Ernst & young
March 4, 2004
A Member Practice of Ernst & Young Global





Ex-99.1(c)

KPMG   (logo)

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Independent Accountants' Report

The Board of Directors
MidAmerica Bank, fsb:

We have examined management's assertion, included in the accompanying Management Assertion, that MidAmerica Bank, fsb (Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 5, 2004


(logo) KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss Cooperative.

Chicago Office Celebrating 100 years




Ex-99.1(d)


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and perfonning such other procedures as we consideccd necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in a11 material respects.


/s/ KPMG LLP

February 25, 2004

KPMG LLP a US limited liability partnership, is the US member of KPMG international a Swiss corporation






Ex-99.2(a)

(LOGO) Colonial Savings


Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

December 12, 2003

As of and for the year ended September 30, 2003, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,500,000.

/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer





Ex-99.2(b)

(logo) HIBERNIA Mortgage Banking MEMBER FDIC


11130 Industriplex Blvd
BatOn Rouge. LA 70809

Report of Management

We, as members of management of Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond and errors and omissions policy in the amount of $35 million and an errors and omissions policy in the amount of $15 million.

/s/ Greg J. Bell
Sr. V.P. Mortgage Servicing

March 4, 2004





Ex-99.2(c)

MidAmerica Bank   (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois (630) 325-1500
(630) 325-7300
www.midamericabank.com

Management Assertion

As of and for the year ended December 31. 2003, MidAmerica Bank fsb (Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond poliCy in the amount of $20,000.000 aggregate and errors and omissions policy in the amount of $7,500,000.

March 5, 2004



/s/ Allen Koranda
Allen Koranda
Chairman of the Board and
Chief Executive Officer

/s/ Kenneth Koranda
Kenneth Koranda
President

/s/ Jerry Webering
Jerry Webering
Executive Vice President and
Chief Financial Officer

Paying a higher rate of attention

(logo) FDIC Insured






Ex-99.2(d)

(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations





Ex-99.3(a)

(LOGO) Colonial Savings

ANNUAL CERTIFICATE FOR THE
Wells Fargo Bank MN, NA
INVESTOR # 3146, 3164, 3173, 3532, 3337, 3409, 3531, 3743, 3355, 3472, 3532

In accordance with the Sale and Servicing Agreement for the referenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the
Agreement:

1 As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The insurance policies are fully paid and comply with the Agreement

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year

5. All inspections have been made as required by the Agreement


It is further certified that,

To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

EXCEPTIONS:  (if any)

A review of activities with respect to performance under the Agreement during the year preceding the last anniversary date of the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the Agreement other than the events of default, if any, which have been listed below with the nature and status thereof:

EVENTS OF DEFAULT: (if any)

PARTICIPANT: COLONIAL SAVINGS, F.A.
SIGNED /s/ Cary Adams
TITLE: Cary W. Adams, Senior Vice President

DATED: December 31, 2003


2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-39(degree)-2000 www.colonialsavings.com





Ex-99.3(b)

(Logo) Hibernia

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045

Attention: Master Servicing
RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H; 6050J and 50P of the Internal Revenue Code, respectively, have been prepared and filed.


HIBERNIA NATIONAL BANK. POST OFFICE BOX 481 .BATON ROUGE, LOUISIANA 70821 225-381-2000


Certified by
/s/ Greg J Bell
Officer Greg J Bell
Title Senior Vice President
Date 3/10/03





Ex-99.3(c)

MidAmerica
Bank            (logo)

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention:  Master Servicing

55th & Holmes Avenue
Clarendon Hills, Illinois (630) 325-1500
(630) 325-7300
www.midamericabank.com

RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Christine Roberg
Officer

FVP - Controller
Title

3/15/04
Date

Paying a higher rate of attention.

(logo) FDIC Insured





Ex-99.3(d)

Wells Fargo Home Mortgage (logo)

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax


January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibility or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.









Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-LR                               2,002.50                 50.00                 0.00                       0.00
   A-P                                    0.00             57,103.20                 0.00                 575,806.89
   AP-1                                   0.00             46,698.83                 0.00                 468,120.06
   AP-2                                   0.00             10,404.36                 0.00                 107,686.83
   A-R                                    0.22                 50.00                 0.00                       0.00
   I-A-1                          1,137,713.79         20,164,781.21                 0.00              19,835,218.80
   I-A-10                         1,145,658.95                  0.00                 0.00              25,000,000.00
   I-A-2                             28,442.86            504,119.53                 0.00                 495,880.47
   I-A-3                            300,239.02          5,041,195.30                 0.00               4,958,804.70
   I-A-4                          3,275,481.27         52,247,452.23                 0.00              51,393,547.79
   I-A-5                          3,052,956.75         46,378,996.75                 0.00              45,621,003.24
   I-A-6                          2,762,863.06         65,394,068.49                 0.00              39,605,931.52
   I-A-7                          1,494,602.45         31,838,103.68                 0.00              19,282,754.30
   I-A-8                          2,163,051.10         27,104,372.81                 0.00              16,415,769.18
   I-A-9                          1,008,179.86                  0.00                 0.00              22,000,000.00
   I-B-1                            150,824.29            121,326.27                 0.00               3,380,673.73
   I-B-2                             43,111.12             34,679.50                 0.00                 966,320.50
   I-B-3                             32,301.03             25,983.65                 0.00                 724,016.36
   I-B-4                             21,534.04             17,322.42                 0.00                 482,677.57
   I-B-5                             10,767.00              8,661.21                 0.00                 241,338.79
   I-B-6                             21,555.71             17,337.95                 1.93                 483,163.85
   II-A-1                         5,702,826.43        150,248,434.27                 0.00              59,389,565.73
   II-A-2                           782,092.27         17,917,604.91                 0.00               7,082,395.10
   II-A-3                           462,454.57          7,167,041.97                 0.00               2,832,958.04
   II-A-4                           439,827.95         33,809,803.75                 0.00              13,364,196.25
   II-A-5                         1,741,755.20                  0.00                 0.00                       0.00
   II-A-6                           817,167.08            997,709.38                 0.00              16,502,290.62
   II-A-7                           974,804.94                  0.00                 0.00              20,345,000.00
   II-A-8                           997,709.38          (997,709.38)                 0.00              21,375,709.38
   II-A-9                         1,916,549.41                  0.00                 0.00              40,000,000.00
   II-B-1                           324,539.11             64,335.84                 0.00               6,737,664.15
   II-B-2                            57,254.78             11,350.04                 0.00               1,188,649.95
   II-B-3                            19,132.63              3,792.82                 0.00                 397,207.19
   II-B-4                            19,084.93              3,783.34                 0.00                 396,216.65
   II-B-5                            28,627.39              5,675.01                 0.00                 594,324.98
   II-B-6                            28,662.71              5,681.64                 0.35                 595,058.27